Form 10-K
GSAMP Trust 2006-FM1
filed 2007-04-02
CIK 1358904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-132809-01

                                GSAMP 2006-FM1
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                             Pooling-Tier Remic 1 35-2270913
                                             Pooling-Tier Remic 2 36-4588263
                                                 Lower-Tier Remic 37-1523416
                                                 Upper-Tier Remic 38-3736050
                    Delaware                        Class X Remic 61-1502490

           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
          of issuing entity)                             of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

       Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

       Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

       In addition, according to the announcement Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     None.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

       Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of the responsible party, Fremont Investment & Loan ("Fremont"), Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, Fremont to cease and desist from the following:

       * Operating with management whose policies and practices are detrimental to Fremont;

       * Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

       * Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

       * Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

       * Operating with a large volume of poor quality loans;

       * Engaging in unsatisfactory lending practices;

       * Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

       * Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;

       * Operating in such a manner as to produce low and unsustainable earnings;

       * Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

       * Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

       * Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

       * Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

       * Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

       According to the announcement, the cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans: (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from itsresidential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions;
     (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

        This report does not include a registered public accounting firm attestation report required by Item 1122(b) of Regulation AB, for Fremont Investment & Loan ("Fremont"), a servicer for the issuing entity.

        Under the terms of the interm servicing agreement, Fremont was obligated to furnish to the depositor this attestation report prior to the date of this report. However, despite numerous requests by the depositor to Fremont to obtain Fremont's public accounting firm attestation report, Fremont has not provided its public accounting firm attestation report and is therefore in breach of its aforementioned obligation under the interm servicing agreement.
        The information needed to prepare the Fremont public accounting firm attestation report rests within the knowledge of Fremont, which is not affiliated with the depositor. Thus, the depositor is unable to prepare and furnish such attestation, and is therefore not filing such attestation with this report pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended.

        As indicated under Item 9B and Item 1117 of Regulation AB in this report, Fremont has reported that it has entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Depositor Insurance Corporation relating to its lending problems and that it intends to exit the subprime residential lending business. Moreover, as a report as reported on a Form 8-K filed on March 16, 2007, Fremont announced that in view of the recent increased volatility in the subprime mortgage market and the impact of closing its subprime mortgage origination business, Fremont and its independent registered public accounting firm are continuing to evaluate various issues relating to its financial statements, including the impact of events subsequent to December 31, 2006 on the appropriate carrying value of the Fremont's assets as of December 31, 2006.

        The depositor will continue to endeavor to obtain from Fremont this attestation report. If and when it receives such report, the depositor will file an amendment to this report that includes such attestation report. However, there can be no assurance as to when, or if, such attestation report will be delivered to the depositor.

        Wells Fargo Bank, N.A. as servicer ('Wells Fargo'), acknowledges the following material instances of non-compliance with the applicable servicing criteria:

       1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

       2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)


             Exhibit 4.1 Trust Agreement, dated as of April 1, 2006, by and among GS Mortgage Securities Corp., as depositor, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.1 Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, by and between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.1 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.2 Amended and Restated Flow Interim Servicing Agreement, dated as of January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as
             Exhibit 10.2 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.3 Servicing Agreement, dated as of April 27, 2006, between the Depositor, Wells Fargo Bank, N.A and the Trustee (Filed as Exhibit 10.3 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.4 The Second Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of November 1, 2005, between the Sponsor and Wells Fargo Bank, N.A. (Filed as Exhibit
             10.4 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.5 Assignment, Assumption and Recognition Agreement, dated as of April 27, 2006, by and between the Goldman Sachs Mortgage Company, Fremont Investment & Loan and the GS Mortgage Securities Corp. (Filed as Exhibit 10.5 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.6 ISDA Master Agreement, dated as of April 27, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.6 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.7 Schedule to the Master Agreement, dated as of April 27, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.7 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 10.8 Confirmation, dated as of April 13, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.8 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency, Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.


     (b) See (a) above.

     (c) Not Applicable.












                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: April 2, 2007












     EXHIBIT INDEX

     Exhibit Document

       4.1 Trust Agreement, dated as of April 1, 2006, by and among GS Mortgage Securities Corp., as depositor, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to
            Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.1 Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, by and between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as
           Exhibit 10.1 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.2 Amended and Restated Flow Interim Servicing Agreement, dated as of January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.2 to Form 8-K on
           May 18, 2006, and incorporated by reference herein.)

      10.3 Servicing Agreement, dated as of April 27, 2006, between the Depositor, Wells Fargo Bank, N.A and the Trustee (Filed as
           Exhibit 10.3 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.4 The Second Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of November 1, 2005, between the Sponsor and Wells Fargo Bank, N.A. (Filed as Exhibit 10.4 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.5 Assignment, Assumption and Recognition Agreement, dated as of April 27, 2006, by and between the Goldman Sachs Mortgage Company, Fremont Investment & Loan and the GS Mortgage Securities Corp. (Filed as Exhibit 10.5 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.6 ISDA Master Agreement, dated as of April 27, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.6 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.7 Schedule to the Master Agreement, dated as of April 27, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.7 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      10.8 Confirmation, dated as of April 13, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.8 to Form 8-K on May 18, 2006, and incorporated by reference herein.)

      31   Section 302 Certification.

      33.1 Wells Fargo Bank, N.A's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report(Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency, Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.4) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.