Form 10-K/A
period 2007-03-30
GSAMP Trust 2006-FM1
filed 2007-04-24
CIK 1358904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K/A or any amendment to this Form 10-K/A.         Not Applicable

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

       Pursuant to a Form 8-K filed on April 2, 2007 (the "April 2nd Announcement"), Fremont General announced that Grant Thornton LLP ("Grant Thornton") advised Fremont General on March 27, 2007 that Grant Thornton was resigning from its position as Fremont General's independent
     registered public accounting firm.   According to the April 2nd
     Announcement, on August 8, 2006, Fremont General's Audit Committee engaged Grant Thornton as Fremont General's independent registered public accounting firm for the fiscal year ended December 31, 2006. According to the April 2nd Announcement, Grant Thornton had not previously audited the financial statements of Fremont General or any of its subsidiaries for any prior period. According to the April 2nd Announcement, since
     Grant Thornton's engagement, (i) there has not been any matter that was the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Fremont General and Grant Thornton and (ii) no "reportable event" (as defined in Item 304(a)(1)(v) of Regulation S-K) has occurred. According to the April 2nd Announcement, Fremont General stated that its Audit Committee has commenced the process of selecting an accounting firm to replace Grant Thornton as Fremont General's independent registered public accounting firm. Fremont General stated that there can be no assurance that it will be able to retain a new independent registered public accounting firm.

       In addition, according to the April 2nd Announcement, Grant Thornton has taken the position that, in light of Fremont General's current operating environment and the industry in which it operates, that Grant Thornton needed to expand significantly the scope of its audit. Grant Thornton had asked for additional information in connection with its audit beginning in the latter part of February and stated at that time that it needed to perform additional procedures and testing in connection with completing its audit. Fremont General stated that at no time did Fremont General either fail to provide to Grant Thornton any requested information on a timely basis or communicate to Grant Thornton that it was opposed to any additional procedures or testing or that it was opposed to such an expanded audit scope. Fremont General stated that it repeatedly had requested that Grant Thornton complete its audit and did not at any time seek to place any limitations on Grant Thornton in connection with the audit.

       According to the April 2nd Announcement, Fremont General provided Grant Thornton with a copy of the above disclosures and requested that Grant Thornton furnish Fremont General with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such statements made
     by Fremont General (the "Grant Thornton Letter").   According to the April
     2nd Announcement, in the Grant Thornton Letter, Grant Thornton stated that its request to Fremont General for additional information, as described above, was a publicly reportable event. In addition, according to the April 2nd Announcement, in the Grant Thornton Letter, Grant Thornton stated that it communicated to Fremont General that in addition to Fremont General's current operating environment and industry conditions, there were other significant events that have occurred at Fremont General that were a factor in Grant Thornton's determination to expand the scope of its audit.

       In addition, according to the April 2nd Announcement, the Grant Thornton Letter stated that during the course of Grant Thornton's audit there were instances in which Fremont General did not provide certain requested information to Grant Thornton on dates previously agreed upon with Fremont General's management. Also, according to the April 2nd Announcement, the Grant Thornton Letter stated that as Grant Thornton resigned prior to completion of its audit, Grant Thornton was unable to evaluate or determine the completeness, sufficiency or timeliness of the information provided in response to its requests.

       Pursuant to a Form 8-K filed on April 16, 2007 (the "April 16th Announcement"), Fremont General announced that it has entered into an agreement to sell approximately $2.9 billion of its sub-prime residential real estate loans. Fremont General also announced that it has entered into exclusive negotiations with the same institution under an executed letter of intent to sell most of its residential real estate business and assets.

       Pursuant to the April 16th Announcement, Fremont General announced that the $2.9 billion price represents the majority of Fremont General's sub-prime residential loans held for sale that have not yet been sold. Fremont General announced that it will sell the loans at a discount that reflects the current conditions in the sub-prime mortgage market. Fremont General stated that it estimates that the sale of these loans will result in a pre-tax loss on sale of approximately $100 million.

       Pursuant to the April 16th Announcement, Fremont General announced that under the executed letter of intent, the buyer would obtain Fremont General's sub-prime residential loan servicing platform, as well as a portion of Fremont General's sub-prime loan origination platform. In addition, according to the April 16th Announcement, Fremont General announced that it would sell to the buyer all of its mortgage servicing rights, servicing advances, residual interests, and mortgage-backed securities. Fremont General stated that the buyer also would assume certain leases, furniture and fixtures, equipment and software associated with the business. In addition, Fremont General stated that it and the buyer are in the process of completing due diligence, finalizing terms and working towards the completion of a definitive agreement. Fremont General stated that there can be no assurance that the transaction as proposed in the executed letter of intent will be completed.

       In addition, pursuant to the April 16th Announcement, Fremont General announced that Fremont's liquidity position remains strong as it currently has approximately $1.5 billion in cash and short-term investments. Fremont General also stated that it is currently in discussions with several firms as it seeks to select a new independent registered public accounting firm.

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

        Under the terms of the interm servicing agreement, Fremont was obligated to furnish to the depositor this attestation report prior to the date of this report. However, despite numerous requests by the depositor to Fremont to obtain Grant Thorton LLP's attestation report, and Granton Thorton LLP's resignation as Fremont General's independent registered public accounting firm, Fremont has not provided its public accounting firm attestation report and is therefore in breach of its aforementioned obligation under the interm servicing agreement.
        The information needed to prepare the Fremont public accounting firm attestation report rests within the knowledge of Fremont, which is not affiliated with the depositor. Thus, the depositor is unable to prepare and furnish such attestation, and is therefore not filing such attestation with this report pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended.

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

             Exhibit 33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.5 Fremont Investment & Loan's Annual Report on Assessment of Compliance for Year End December 31, 2006.

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

             Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.2 Fremont Investment & Loan's Annual Statement of Compliance for Year End December 31, 2006.


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


     Date: April 23, 2007








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

      33.1 Wells Fargo Bank, N.A's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Fremont Investment & Loan's Annual Report on Assessment of Compliance for Year End December 31, 2006.

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

      35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

      35.2 Fremont Investment & Loan's Annual Statement of Compliance for Year End December 31, 2006.