Form 10-K/A
GSAMP Trust 2006-FM1
filed 2007-06-04
CIK 1358904

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

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

        On May 30, 2007, Fremont provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB (the "Revised Assessment"). This Revised Assessment is attached as Exhibit 33.5 to this report.

        On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission (the "Initial Form 10-K"), and on April 24, 2007, the Registrant filed a Form 10-K/A with the Securities and Exchange Commission, each of which omitted Fremont Investment & Loan's ("Fremont") registered public accounting firm's attestation report required by Regulation AB (the "Attestation"). Prior to the filing deadline for the Initial Form 10-K, Grant Thornton LLP, Fremont's registered public accounting firm, had not completed its attestation engagement and, accordingly, was not able to render an opinion on Fremont's compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006, prior to the Initial 10-K filing deadline. Subsequent to the filing deadline for the Initial Form 10-K, Grant Thornton LLP resigned as Fremont's registered public accounting firm. Subsequent to the resignation, Fremont obtained a second registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") which delivered an attestation relative to compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006. This Attestation is attached as Exhibit
        34.5 to this report.

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

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Fremont Investment & Loan's Report (Exhibit 33.5) for Year End December 31, 2006.

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


     Date: June 1, 2007












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

      34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Fremont Investment & Loan's Report
           (Exhibit 33.5) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

      35.2 Fremont Investment & Loan's Annual Statement of Compliance for Year End December 31, 2006.