Form 10-K/A
GSAMP Trust 2006-FM1
filed 2007-06-06
CIK 1358904

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

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     Pursuant to a Form 8-K filed on May 24, 2007 (the "May 24 Announcement"), by Fremont General Corporation ("Fremont General"), the parent of the servicer, Fremont Investment & Loan ("Fremont"), Fremont General announced that on May 21, 2007, Fremont General and Fremont entered into an Investment Agreement (the "Investment Agreement") with Hunter's Glen Ford, Ltd. (the "Investor"), an entity controlled by Gerald J. Ford.

     In addition, according to the May 24 Announcement, at the closing, Gerald
     J. Ford will become the Chairman of the Board of Directors of each of Fremont General and Fremont, and Fremont General and Fremont will name two affiliated executives to senior positions: Carl B. Webb as Chief Executive Officer and J. Randy Staff as Chief Financial Officer. Carl B. Webb will also be a Director of each of Fremont General and Fremont.

     Pursuant to a Form 8-K filed on March 21, 2007 (the "March 21 Announcement"), Fremont General announced that it had issued a press release, which stated that Fremont had entered into whole loan sale agreements to sell approximately $4 billion of its sub-prime residential real estate loans. According to such press release, Fremont General had received approximately $950 million in cash from the first sale installment under the agreements with the remaining sales under the agreements expected to be completed over the next several weeks.

     Pursuant to a Form 8-K filed on March 16, 2007 (the "March 16 Announcement"), Fremont General announced that it had issued a press release, which stated that Credit Suisse had increased its committed line of credit to Fremont to $1 billion, and Fremont General said it had received various proposals for additional credit facilities if needed to supplement Fremont General's current liquidity position of $1.3 billion in cash and short-term investments. According to such press release, Fremont General said it believes this balance sheet strength and funding capacity will enable it to execute its previously announced plan to exit the sub-prime residential loan origination business in an orderly and disciplined way.

     In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.

     Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2 Announcement"), Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

     In addition, according to the March 2 Announcement, Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

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


     Date: June 6, 2007





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